Form 10-Q
period 2021-09-30
Build Acquisition Corp.
filed 2021-11-15
CIK 1838666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 15, 2021, there were 20,000,000 shares of Class A common stock, $0.0001 par value, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BUILD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

BUILD ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30, 2021
(Unaudited)
ASSETS
Current assets
Cash	$726,120
Prepaid expenses	490,113
Total Current Assets	1,216,233
Marketable securities held in Trust Account	200,011,015
TOTAL ASSETS	$201,227,248
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$255,300
Total Current Liabilities	255,300
Warrant liabilities	7,040,000
Deferred underwriting fee payable	7,000,000
TOTAL LIABILITIES	14,295,300
Commitments and Contingencies
Class A common stock subject to possible redemption, 20,000,000 shares at redemption value of $10.00 per share as of September 30, 2021	200,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2021	500
Additional paid-in capital	—
Accumulated deficit	(13,068,552)
Total Stockholders’ Deficit	(13,068,052)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$201,227,248

The accompanying notes are an integral part of the unaudited condensed financial statements.

BUILD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Operating and formation costs	$300,506	$602,638
Loss from operations	(300,506)	(602,638)
Other income:
Interest earned on marketable securities held in Trust Account	2,573	11,015
Transaction costs associated with warrant liabilities	—	(292,920)
Change in fair value of warrant liabilities	2,560,000	960,000
Other income, net	2,562,573	678,095
Net income	$2,262,067	$75,457

Basic and diluted weighted average shares outstanding, Redeemable Class A common stock	20,000,000	14,552,239
Basic and diluted net income per share, Redeemable Class A common stock	$0.09	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable Class B common stock	5,000,000	5,000,000
Basic and diluted net income per share, Non-redeemable Class B common stock	$0.09	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

BUILD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

RESTATED

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$—	$25,000
Accretion of Class A common stock to redemption amount	—	—	—	—	(3,024,425)	(13,144,084)	(16,168,509)
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	3,000,000	—	3,000,000
Net income	—	—	—	—	—	58,558	58,558
Balance – March 31, 2021	—	$—	5,750,000	$575	$—	$(13,085,526)	$(13,084,951)
Accretion of Class A common stock to redemption amount	—	—	—	—	(75)	75	—
Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—
Net loss	—	—	—	—	—	(2,245,168)	(2,245,168)
Balance – June 30, 2021	—	$—	5,000,000	$500	$—	$(15,330,619)	$(15,330,119)
Net income	—	—	—	—	—	2,262,067	2,262,067
Balance – September 30, 2021	—	$—	5,000,000	$500	$—	$(13,068,552)	$(13,068,052)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BUILD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$75,457
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(11,015)
Change in fair value of warrant liabilities	(960,000)
Transaction costs associated with warrant liabilities	292,920
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(490,113)
Accrued expenses	255,300
Net cash used in operating activities	$(837,451)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000,000)
Net cash used in investing activities	$(200,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000
Proceeds from sale of Private Placement Warrants	6,000,000
Repayment of promissory note - related party	(62,118)
Proceeds from promissory note – related party	62,118
Payment of offering costs	(436,429)
Net cash provided by financing activities	$201,563,571
Net Increase in Cash	$726,120
Cash – Beginning of period	—
Cash – End of period	$726,120
Non-Cash investing and financing activities:
Offering costs paid directly by Sponsor in exchange for the issuance of Class B common stock	$25,000
Initial classification of Class A common stock subject to possible redemption	$200,000,000
Deferred underwriting fee payable	$7,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021, relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generate non-operating income in the form of interest income from the marketable securities held in the Trust Account (se defined below). The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

SEPTEMBER 30, 2021

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A shares of common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) on a pro rata basis to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements on Form 8-K at March 19, 2021 and Form 10-Q at March 31, 2021 and June 30, 2021 is reflected in the following table.

	As Previously
Condensed Balance Sheet as of March 19, 2021 (Audited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$181,561,590	$18,438,410	$200,000,000
Class A common stock	$184	$(184)	$—
Additional paid-in capital	$5,294,142	$(5,294,142)	$—
Accumulated deficit	$(294,896)	$(13,144,084)	(13,438,980)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(18,438,410)	$(13,438,405)

Number of Class A common Stock subject to possible redemption	18,156,159	1,843,841	20,000,000

Condensed Balance Sheet as of March 31, 2021 (Unaudited)
Class A common stock subject to possible redemption	$181,915,046	$18,084,854	$200,000,000
Class A common stock	$181	$(181)	—
Additional paid-in capital	$4,940,689	$(4,940,689)	—
Accumulated deficit	$(58,558)	$(13,144,084)	$(13,085,526)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(18,084,954)	$(13,084,951)

Number of Class A common Stock subject to possible redemption	18,191,505	1,808,495	20,000,000

Condensed Balance Sheet as of June 30, 2021 (Unaudited)
Class A common stock subject to possible redemption	$179,669,871	$20,330,129	$200,000,000
Class A common stock	$203	$(203)	—
Additional paid-in capital	$7,185,917	$(7,185,917)	—
Accumulated deficit	$(2,186,610)	$(13,144,009)	$(15,330,619)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(20,330,129)	$(15,330,119)

Number of Class A common Stock subject to possible redemption	17,966,987	2,033,013	20,000,000

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	18,156,159	(15,332,630)	2,823,529
Basic and diluted net income per share, Class A common stock	—	$0.01	$0.01
Basic and diluted weighted average shares outstanding, Class B common stock	5,260,307	(260,307)	5,000,000
Basic and diluted net income per share, Class B common stock	$0.01	—	$0.01

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	18,191,505	1,808,495	20,000,000
Basic and diluted net income per share, Class A common stock	—	$(0.09)	$(0.09)
Basic and diluted weighted average shares outstanding, Class B common stock	6,808,495	(1,808,495)	5,000,000
Basic and diluted net income per share, Class B common stock	$(0.33)	$0.24	$(0.09)

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	18,172,739	(6,468,194)	11,704,545
Basic and diluted net income per share, Class A common stock	—	$(0.13)	$(0.13)
Basic and diluted weighted average shares outstanding, Class B common stock	6,060,791	(1,060,791)	5,000,000
Basic and diluted net income per share, Class B common stock	$(0.36)	$0.23	$(0.13)

Condensed Statement of Changes in Stockholders' Equity (Deficit) for the three months ended March 31, 2021 (Unaudited)
Sale of 20,000,000 Units, net of underwriting discounts, offering costs and warrant liability	$183,831,491	$(183,831,491)	—
Class A common stock subject to possible redemption	$181,915,046	$(181,915,046)	—
Accretion for Class A ordinary share subject to redemption amount	—	$(16,168,509)	$(16,168,509)
Total Stockholders' Equity (Deficit)	$5,000,003	$(18,084,954)	$(13,084,951)

Condensed Statement of Changes in Stockholders' (Equity) Deficit for the six months ended June 30, 2021 (Unaudited)
Class A common stock subject to possible redemption	$179,669,871	$20,330,729	$200,000,000
Accretion for Class A common stock subject to redemption amount	—	$(16,168,509)	$(16,168,509)
Total shareholders’ equity (deficit)	$5,000,010	$(20,330,129)	$(15,330,119)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Initial classification of Class A common stock common stock subject to possible redemption	$181,561,590	$18,438,410	$200,000,000
Change in value of Class A common stock common stock subject to possible redemption	$353,456	$(353,456)	—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classification of Class A common stock common stock subject to possible redemption	$181,561,590	$18,438,410	$200,000,000
Change in value of Class A common stock common stock subject to possible redemption	$(1,891,719)	$1,891,719	—

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 22, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2021 (see Note 3). The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(5,000,000)
Class A common stock issuance costs	(11,168,509)
Plus:
Accretion of carrying value to redemption value	16,168,509

Class A common stock subject to possible redemption	$200,000,000

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses, as well as permanent differences due to the valuation of the warrant liabilities.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

10,666,667 shares of Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,809,654	$452,413	56,161	$19,296
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,000,000	14,552,239	5,000,000
Basic and diluted net income per common share	$0.09	$0.09	$0.00	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

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

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 16, 2021, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $65,000, respectively, in fees for these services.

Promissory Note — Related Party

On January 5, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance of $62,118 was repaid in May 2021Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.

Operating Expenses

The Sponsor from time to time, incurs and pays travel and other operating expenses on behalf of the Company.  These expenses are subsequently reimbursed by the Company. At September 30, 2021, a total of $46,165 of reimbursable expenses payable to the Sponsor are included in accounts payable and accrued expenses.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 20,000,000 shares of Class A common stock issued and outstanding were subject to possible redemption and included in temporary equity.

Class B Common Stock — The Company is authorized to issue up to 50,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 5,000,000 shares of Class B common stock issued and outstanding, 750,000 share were forfeited as the underwriters’ over-allotment was not exercised in full or in part.

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

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021, there were 6,666,667 Public Warrants and 4,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period.

Public Warrants may be exercised only for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2021

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

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$200,011,015
Liabilities:
Warrant Liability – Public Warrants	1	4,400,000
Warrant Liability – Private Placement Warrants	3	2,640,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the Company’s common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The Private Placement Warrants were subsequently valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s shares of common stock. The expected volatility of the Company’s shares of common stock was determined based on the implied volatility of the Public Warrants.

The key inputs into the binomial lattice model for the Warrants were as follows:

Input	September 30, 2021	March 19, 2021 (Initial Measurement)
Market price of public shares	$9.69	$9.70
Risk-free rate	0.97%	0.99%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Effective expiration date	9/17/27	8/03/26

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 19, 2021	3,000,000	5,000,000	8,000,000
Change in fair value	(160,000)	(266,667)	(426,667)
Fair Value at March 31, 2021	2,840,000	4,733,333	7,573,334
Transfers to Level 1	—	(4,733,333)	(4,733,333)
Change in fair value	760,000	—	760,000
Fair Value at June 30, 2021	3,600,000	—	3,600,000
Change in fair value	(960,000)	—	(960,000)
Fair value as of September 30, 2021	$2,640,000	—	$2,640,000

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. During the nine months ended September 30, 2021, the Public Warrants were transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately listed and trading beginning March 31, 2021. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $4,733,333. There were no transfers to/from Levels 1, 2 and 3 during the three months ended September 30, 2021.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $2,262,067, which consists of change in fair value of warrant liabilities of $2,560,000 and interest earned on marketable securities held in Trust Account of $2,573, offset by operation costs of approximately $300,506.

For the nine months ended September 30, 2021, we had a net income of $75,457, which consists of change in fair value of warrant liabilities of $960,000, interest earned on marketable securities held in Trust Account of $11,015, offset by operation costs of approximately $602,638 and transaction costs of $292,920.

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

For the nine months ended September 30, 2021, cash used in operating activities was $837,451. Net income of approximately $75,457 was affected by noncash income related to the change in fair value of the warrant liabilities of $960,000, interest earned on marketable securities held in Trust Account of $11,015 and transaction costs associated with the warrant liabilities of $292,920. Changes in operating assets and liabilities used approximately $234,813 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $200,011,015 (including approximately $11,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. As at September 30, 2021, total franchise taxes of $150,000 were included in accounts payable and accrued expenses on the condensed balance sheet. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $726,120. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06- Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Our internal control over financial reporting did not result in the proper accounting of the Company’s accounting for complex financial instruments, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the Company’s accounting for complex financial instruments, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the SEC Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statements of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

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

BUILD ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Zeynep Young
	Name:	Zeynep Young
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)