Form 10-Q
period 2022-06-30
Build Acquisition Corp.
filed 2022-08-15
CIK 1838666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, there were 20,000,000 shares of Class A common stock, $0.0001 par value, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BUILD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

BUILD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current Assets
Cash	$498,337	$570,333
Prepaid expenses	261,295	403,378
Total Current Assets	759,632	973,711
Marketable securities held in Trust Account	200,305,470	200,015,241
TOTAL ASSETS	$201,065,102	$200,988,952
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$515,137	$622,863
Promissory note – related party	296,600	—
Income taxes payable	7,990	—
Total Current Liabilities	819,727	622,863
Warrant liabilities	1,066,667	7,364,183
Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	8,886,394	14,987,046
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares at redemption value of $10.00 per share	200,000,000	200,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	203,500	—
Accumulated deficit	(8,025,292)	(13,998,594)
Total Stockholders’ Deficit	(7,821,292)	(13,998,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$201,065,102	$200,988,952

The accompanying notes are an integral part of the unaudited condensed financial statements.

BUILD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating and formation costs	$255,796	$225,706	$606,353	$302,132
Loss from operations	(255,796)	(225,706)	(606,353)	(302,132)

Other income (expense):
Interest earned on marketable securities held in Trust Account	270,088	7,204	290,229	8,442
Transaction costs associated with warrant liabilities	(100)	—	(100)	(292,920)
Change in fair value of warrant liabilities	1,804,501	(2,026,666)	6,297,516	(1,600,000)
Other income (expense), net	2,074,489	(2,019,462)	6,587,645	(1,884,478)

Income (Loss) before provision for income taxes	1,818,693	(2,245,168)	5,981,292	(2,186,610)
Provision for income taxes	(7,990)	—	(7,990)	—
Net income (loss)	$1,810,703	$(2,245,168)	$5,973,302	$(2,186,610)

Basic and diluted weighted average shares outstanding, Redeemable Class A common stock	20,000,000	20,000,000	20,000,000	11,704,545
Basic and diluted net income (loss) per share, Redeemable Class A common stock	$0.07	$(0.09)	$0.24	$(0.13)
Basic and diluted weighted average shares outstanding, Non-redeemable Class B common stock	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss) per share, Non-redeemable Class B common stock	$0.07	$(0.09)	$0.24	$(0.13)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BUILD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,000,000	$500	$—	$(13,998,594)	$(13,998,094)
Net income	—	—	—	—	—	4,162,599	4,162,599
Balance – March 31, 2022	—	$—	5,000,000	$500	$—	$(9,835,995)	$(9,835,495)
Excess of Cash received from Convertible Promissory Note over Fair value	—	—	—	—	203,500	—	203,500
Net income	—	—	—	—		1,810,703	1,810,703
Balance – June 30, 2022	—	$—	5,000,000	$500	$203,500	$(8,025,292)	$(7,821,292)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (Commencement of Operations)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock	—	—	5,750,000	575	24,425	—	25,000
Remeasurement of Class A Common Stock to redemption amount	—	—	—	—	(3,024,425)	(13,144,084)	(16,168,509)
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	3,000,000	—	3,000,000
Net income	—	—	—	—	—	58,558	58,558
Balance – March 31, 2021	—	$—	5,750,000	$575	$—	$(13,085,526)	$(13,084,951)
Remeasurement of Class A Common Stock to redemption amount	—	—	—	—	(75)	75	—
Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—
Net loss	—	—	—	—	—	(2,245,168)	(2,245,168)
Balance – June 30, 2021	—	$—	5,000,000	$500	$—	$(15,330,619)	$(15,330,119)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BUILD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$5,973,302	$(2,186,610)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(290,229)	(8,442)
Change in fair value of warrant liabilities	(6,297,516)	1,600,000
Change in fair value of promissory notes	100	—
Transaction costs associated with warrant liabilities	—	292,920
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	142,083	(577,933)
Income taxes payable	7,990
Accrued expenses	(107,726)	100,000
Net cash used in operating activities	$(571,996)	$(780,065)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(200,000,000)
Net cash used in investing activities	$—	$(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	196,000,000
Proceeds from sale of Private Placement Warrants	—	6,000,000
Proceeds from promissory note – related party	500,000	62,118
Repayment of promissory note – related party	—	(62,118)
Payment of offering costs	—	(436,429)
Net cash provided by financing activities	500,000	$201,563,571

Net Change in Cash	$(71,996)	$783,506
Cash – Beginning of period	570,333	—
Cash – End of period	$498,337	$783,506

Non-Cash investing and financing activities:
Forfeiture of Founder Shares	$—	$(75)
Offering costs paid directly by Sponsor in exchange for the issuance of Class B common stock	$—	$25,000
Initial classification of Class A common stock subject to possible redemption	$—	$200,000,000
Change in fair value of promissory note charged to additional paid-in capital	$203,500	$—
Deferred underwriting fee payable	$—	$7,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on March 19, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), which are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result, various nations, including the United States, have imposed economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and the related sanctions on the world economy, and the specific impacts on the Company’s financial position, results of operations and its ability to identify and complete an initial business combination are not determinable as of the date of these condensed financial statements.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for another extension of the deadline or complete a Business Combination by March 19, 2023, then the Company will

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

cease all operations except for the purpose of liquidating. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension, however, it is uncertain whether the Company will be able to do so. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 19, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $11,461,429 were incurred, of which $11,168,509 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $292,920 of the offering costs were immediately expensed through the Statement of Operations in connection with the warrant liability.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(5,000,000)
Class A common stock issuance costs	(11,168,509)
Plus:
Remeasurement of carrying value to redemption value	16,168,509
Class A common stock subject to possible redemption, December 31, 2021	$200,000,000
Plus:
Remeasurement of carrying value to redemption value	—
Class A common stock subject to possible redemption, June 30, 2022	200,000,000

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

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments (“ASC 825”). The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the convertible promissory note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any changes in the estimated fair value of the convertible promissory note are recognized as non-cash gains or losses in the condensed statements of operations.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 0.44% and 0.0% for the three months ended June 30, 2022 and 2021, respectively, and 0.13% and 0.0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,666,667 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,448,562	$362,141	$(1,796,134)	(449,034)	$4,778,642	$1,194,660	$(1,532,114)	$(654,496)
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000	20,000,000	5,000,000	11,704,545	5,000,000
Basic and diluted net income (loss) per common share	$0.07	$0.07	$(0.09)	$(0.09)	$0.24	$0.24	$(0.13)	$(0.13)

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 16, 2021, pursuant to which the Company will pay an affiliate of the Sponsor a total not to exceed $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred $5,000 and $35,000, in fees for these services, respectively. Of such amounts, $20,000 and $0 were included in accrued expense in the accompanying balance sheets as of June 30, 2022 and December 31, 2021, respectively.

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

On June 3, 2022, the Company issued a convertible promissory note in the principal amount of up to $1,500,000 to the Sponsor. The note was issued in connection with advances the Sponsor may make in the future, to the Company for working capital expenses. If the Company completes an initial Business Combination, the Company would repay the note out of the proceeds of the Trust Account released to the Company after payment to holders that redeem public shares. Otherwise, the note would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the note but no proceeds from the Trust Account would be used to repay the note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the note may be converted into Conversion Warrants of the Company at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the note. As of June 30, 2022, $500,000 was drawn on the loan, presented at its fair value of $296,600 on the accompanying unaudited condensed balance sheets. As at December 31, 2021, the Company had no Working Capital Loan borrowings.

Operating Expenses

The Sponsor from time to time, incurs and pays travel and other operating expenses on behalf of the Company.  These expenses are subsequently reimbursed by the Company. As of June 30, 2022 and December 31, 2021, a total of $93,655 and $91,150 of reimbursable expenses payable to the Sponsor are included in accrued expenses, respectively.

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

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock issued and outstanding were subject to possible redemption and included in temporary equity.

Class B Common Stock — The Company is authorized to issue up to 50,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,000,000 shares of Class B common stock issued and outstanding, 750,000 shares were forfeited as the underwriters’ over-allotment was not exercised in full or in part.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 6,666,667 Public Warrants and 4,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period.

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

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Redemption of Warrants When the Price per share of Class A common stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

Redemption of Warrants When the Price per share of Class A common stock Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

JUNE 30, 2022

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$200,305,470	1	$200,015,241
Liabilities:
Working capital loan – related party	3	296,600	3	—
Warrant Liabilities – Public Warrants	1	666,667	1	4,602,614
Warrant Liabilities – Private Placement Warrants	2	400,000	3	2,761,569

The Warrants and loan are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

Warrants

The Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the Company’s common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The Private Placement Warrants were subsequently valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s shares of common stock. The expected volatility of the Company’s shares of common stock was determined based on the implied volatility of the Public Warrants. As of June 30, 2022, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.

The key inputs into the binomial lattice model for the Warrants were as follows:

Input	June 30, 2022	December 31, 2021	March 19, 2021 (Initial Measurement)
Market price of public shares	$9.76	$9.76	$9.75
Risk-free rate	2.97%	1.20%	0.99%
Dividend yield	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	$11.50
Effective expiration date	11/30/25	8/03/26	8/03/26

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2022	$2,761,569
Change in fair value	(1,684,881)
Fair value as of March 31, 2022	$1,076,688
Transfer to Level 2	(400,000)
Change in fair value	(676,688)
Fair value as of June 30, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. During the year ended December 31, 2021, the Public Warrants were transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately listed and trading beginning March 31, 2021. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $4,733,333. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended June 30, 2022 was $400,000.

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Working Capital Loan

On June 28, 2022 and June 30, 2022, the Company used a Discounted Cash Fl and a Black-Scholes Model to value the loan. The loan is classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the pricing model for the loan was as follows:

	At June 30, 2022	At June 28, 2022
Selected Debt Yield Rate (B and BB rated bond yields)	5.3%	5.3%
Share price	$9.76	$9.76
Strike price	$11.50	$11.50
Term (in years)	0.2	0.2
Volatility	4.3%	4.0%
Risk-free rate	2.97%	3.19%
Dividend yield	0.00%	0.00%
Probability of transaction	60%	60%

The following table presents the changes in the fair value of loan Level 3 liabilities:

Level 3
Issuance of working capital loan at June 28, 2022	500,000
Initial measurement of draw on working capital loan – related party on June 28, 2022	(203,500)
Change in fair value of working capital loan at June 30, 2022	100
Fair value at June 30, 2022	296,600

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended June 30, 2022 for the working capital loan.

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

For the three months ended June 30, 2022, we had a net income of $1,810,703, which consists of change in fair value of warrant liabilities of $1,804,501, and interest earned on marketable securities held in the Trust Account of $270,088, offset by change in the fair value of convertible promissory note $100, operating and formation costs of $255,796 and provision for income taxes of $7,990.

For the six months ended June 30, 2022, we had a net income of $5,973,302, which consists of change in fair value of warrant liabilities of $6,297,516, and interest earned on marketable securities held in the Trust Account of $290,229, offset by change in the fair value of convertible promissory note $100, operating and formation costs of $606,353 and provision for income taxes of $7,990.

For the three months ended June 30, 2021, we had a net loss of $2,245,168, which consists of operating and formation costs of $225,706, change in fair value of warrant liabilities of $2,026,666, offset by interest earned on marketable securities held in the Trust Account of $7,204.

For the six months ended June 30, 2021, we had a net loss of $2,186,610, which consists of operating and formation costs of $302,132, change in fair value of warrant liabilities of $1,600,000, and transaction costs associated with warrant liabilities of $292,940, offset by interest earned on marketable securities held in the Trust Account of $8,442.

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

The funds in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries.

For the six months ended June 30, 2022, cash used in operating activities was $571,996. Net income of $5,973,302 was affected by noncash income related to a change in fair value of the warrant liabilities of $6,297,516 and interest earned on marketable securities held in Trust Account of $290,229, offset by change in the fair value of convertible promissory note $100. Changes in operating assets and liabilities used $42,347 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $780,065. Net loss of $2,186,610 was affected by noncash income related to a change in fair value of the warrant liabilities of $1,600,000, interest earned on marketable securities held in Trust Account of $8,442 and transaction costs allocable to warrant liabilities of $292,920. Changes in operating assets and liabilities used $477,933 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $200,305,470 (including $ 305,470 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of June 30, 2022, total franchise taxes of $20,000 were included in accrued expenses on the balance sheet. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $498,337. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. As of June 30, 2022, there were no amounts drawn.  On February 22, 2022, the Sponsor committed to provide the Company with a total of up to $1,500,000 for working capital purposes. These loans will be non-interest bearing and may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On June 3, 2022, the Company issued a convertible promissory note in the principal amount of up to $1,500,000 to the Sponsor. The note was issued in connection with advances the Sponsor may make in the future, to the Company for working capital expenses. If the Company completes an initial Business Combination, the Company would repay the note out of the proceeds of the Trust Account released to the Company after payment to holders that redeem public shares. Otherwise, the note would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the note but no proceeds from the Trust Account would be used to repay the note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the note may be converted into Conversion Warrants of the Company at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the note. As of June 30, 2022, $500,000 was drawn on the loan, presented at its fair value of $296,600 on the accompanying unaudited condensed balance sheets. As at December 31, 2021, the Company had no Working Capital Loan borrowings.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for another extension of the deadline or complete a Business Combination by March 19, 2023, then the Company will cease all operations except for the purpose of liquidating. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension, however, it is uncertain whether the Company will be able to do so. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 19, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the Company’s most critical accounting policies are those which the Company’s financial condition depends upon, and which involve the most complex or subjective decisions or assessments. There have been no material changes to the Company’s critical accounting policies during the three and six months ended June 30, 2022. Please refer to the Company’s 2021 Annual Report on Form 10-K for a complete listing of critical accounting policies. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

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

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments (“ASC 825”). The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the convertible promissory note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the convertible promissory note are recognized as non-cash gains or losses in the condensed statements of operations.

Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our IPO and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this annual report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex transactions involving the treatment of our redeemable common stock as temporary equity. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note executed by the Company in favor of Build Group LLC (incorporated by reference to exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on June 23, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

**	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILD ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Zeynep Young
	Name:	Zeynep Young
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)