Form 10-Q
period 2022-09-30
Build Acquisition Corp.
filed 2022-11-14
CIK 1838666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, there were 20,000,000 shares of Class A common stock, $0.0001 par value, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BUILD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

BUILD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current Assets
Cash	$294,956	$570,333
Prepaid expenses	195,843	403,378
Total Current Assets	490,799	973,711
Marketable securities held in Trust Account	201,208,257	200,015,241
TOTAL ASSETS	$201,699,056	$200,988,952
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$495,396	$622,863
Promissory note – related party	48,670	—
Income taxes payable	180,140	—
Total Current Liabilities	724,206	622,863
Warrant liabilities	746,667	7,364,183
Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	8,470,873	14,987,046
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares at redemption value of $10.00 per share	200,678,117	200,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(7,450,434)	(13,998,594)
Total Stockholders’ Deficit	(7,449,934)	(13,998,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$201,699,056	$200,988,952

The accompanying notes are an integral part of the unaudited condensed financial statements.

BUILD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating and formation costs	$249,092	$300,506	$855,445	$602,638
Loss from operations	(249,092)	(300,506)	(855,445)	(602,638)

Other income (expenses):
Interest earned on marketable securities held in Trust Account	902,787	2,573	1,193,016	11,015
Transaction costs associated with warrant liabilities	—	—	—	(292,920)
Change in FV of Derivative Liability - Convertible promissory Note	247,930	—	247,830	—
Change in fair value of warrant liabilities	320,000	2,560,000	6,617,516	960,000
Other income, net	1,470,717	2,562,573	8,058,362	678,095

Income before provision for income taxes	1,219,959	2,262,067	7,202,917	75,457
Provision for income taxes	(172,150)	—	(180,140)	—
Net income	$1,049,475	$2,262,067	$7,022,777	$75,457

Basic and diluted weighted average shares outstanding, Redeemable Class A common stock	20,000,000	20,000,000	20,000,000	14,552,239
Basic and diluted net income (loss) per share, Redeemable Class A common stock	$0.04	$0.09	$0.28	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable Class B common stock	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss) per share, Non-redeemable Class B common stock	$0.04	$0.09	$0.28	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

BUILD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,000,000	$500	$—	$(13,998,594)	$(13,998,094)
Net income	—	—	—	—	—	4,162,599	4,162,599
Balance – March 31, 2022	—	—	5,000,000	500	—	(9,835,995)	(9,835,495)
Excess of Cash received from Convertible Promissory Note over Fair value	—	—	—	—	203,500	—	203,500
Net income	—	—	—	—		1,810,703	1,810,703
Balance – June 30, 2022	—	—	5,000,000	500	203,500	(8,025,292)	(7,821,292)
Change in value of common stock subject to redemption	—	—	—	—	(203,500)	(474,617)	(678,117)
Net income	—	—	—	—	—	1,049,475	1,049,475
Balance – September 30, 2022	—	$—	5,000,000	$500	$—	$(7,450,434)	$(7,449,934)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (Commencement of Operations)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock	—	—	5,750,000	575	24,425	—	25,000
Remeasurement of Class A Common Stock to redemption amount	—	—	—	—	(3,024,425)	(13,144,084)	(16,168,509)
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	3,000,000	—	3,000,000
Net income	—	—	—	—	—	58,558	58,558
Balance – March 31, 2021	—	—	5,750,000	575	—	(13,085,526)	(13,084,951)
Remeasurement of Class A Common Stock to redemption amount	—	—	—	—	(75)	75	—
Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—
Net loss	—	—	—	—	—	(2,245,168)	(2,245,168)
Balance – June 30, 2021	—	—	5,000,000	500	—	(15,330,619)	(15,330,119)
Net income	—	—	—	—	—	2,262,067	2,262,067
Balance – September 30, 2021	—	$—	5,000,000	$500	$—	(13,068,552)	(13,068,052)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BUILD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,022,777	$75,457
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,193,016)	(11,015)
Change in fair value of warrant liabilities	(6,617,516)	(960,000)
Change in fair value of promissory notes	(247,830)	—
Transaction costs associated with warrant liabilities	—	292,920
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	207,535	(490,113)
Income taxes payable	180,140	—
Accrued expenses	(127,467)	255,300
Net cash used in operating activities	$(775,377)	$(837,451)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(200,000,000)
Net cash used in investing activities	$—	$(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	196,000,000
Proceeds from sale of Private Placement Warrants	—	6,000,000
Proceeds from promissory note – related party	500,000	62,118
Repayment of promissory note – related party	—	(62,118)
Payment of offering costs	—	(436,429)
Net cash provided by financing activities	500,000	$201,563,571

Net Change in Cash	$(275,377)	$726,120
Cash – Beginning of period	570,333	—
Cash – End of period	$294,956	$726,120

Non-Cash investing and financing activities:
Offering costs paid directly by Sponsor in exchange for the issuance of Class B common stock	$—	$25,000
Initial classification of Class A common stock subject to possible redemption	$—	$200,000,000
Change in value of Class A common stock subject to possible redemption	678,117
Change in fair value of promissory note charged to additional paid-in capital	$203,500	$—
Deferred underwriting fee payable	$—	$7,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company has not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. New York Stock Exchange rules provide that the Business Combination must be with one or more target businesses or assets that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

SEPTEMBER 30, 2022

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Marketable Securities Held in Trust Account

As of September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(5,000,000)
Class A common stock issuance costs	(11,168,509)
Plus:
Remeasurement of carrying value to redemption value	16,168,509
Class A common stock subject to possible redemption, December 31, 2021	200,000,000
Plus:
Remeasurement of carrying value to redemption value	678,117
Class A common stock subject to possible redemption, September 30, 2022	$200,678,117

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 14.11% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and 2.50% and 0.0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value.

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,666,667 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period presented.

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$839,580	$209,895	$1,809,654	452,413	$5,618,222	$1,404,555	$56,161	$19,296
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000	20,000,000	5,000,000	11,704,545	5,000,000
Basic and diluted net income per common share	$0.04	$0.04	$0.09	$0.09	$0.28	$0.28	$0.00	$0.00

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

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 16, 2021, pursuant to which the Company will pay an affiliate of the Sponsor a total not to exceed $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $65,000, in fees for these services, respectively. No amounts were included in accrued expense in the accompanying balance sheets as of September 30, 2022 and December 31, 2021.

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

On June 3, 2022, the Company issued a convertible promissory note in the principal amount of up to $1,500,000 to BuildGroup, LLC. The note was issued in connection with advances BuildGroup, LLC may make in the future, to the Company for working capital expenses. If the Company completes an initial Business Combination, the Company would repay the note out of the proceeds of the Trust Account released to the Company after payment to holders that redeem public shares. Otherwise, the note would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the note but no proceeds from the Trust Account would be used to repay the note. At the election of BuildGroup, LLC, all or a portion of the unpaid principal amount of the note may be converted into warrants to purchase shares of common stock (the “Conversion Warrants”) of the Company at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the note. As of September 30, 2022, $500,000 was drawn on the loan, presented at its fair value of $48,670 on the accompanying unaudited condensed balance sheets. As of December 31, 2021, the Company had no Working Capital Loan borrowings.

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Operating Expenses

The Sponsor from time to time, incurs and pays travel and other operating expenses on behalf of the Company.  These expenses are subsequently reimbursed by the Company. As of September 30, 2022 and December 31, 2021, a total of $93,655 and $91,150 of reimbursable expenses payable to the Sponsor are included in accrued expenses, respectively.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock issued and outstanding were subject to possible redemption and included in temporary equity.

Class B Common Stock — The Company is authorized to issue up to 50,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,000,000 shares of Class B common stock issued and outstanding, 750,000 shares were forfeited as the underwriters’ over-allotment was not exercised in full or in part.

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

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 8. WARRANT LIABILITIES

As of September 30, 2022 and December 31, 2021, there were 6,666,667 Public Warrants and 4,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period.

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

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$201,208,257	1	$200,015,241
Liabilities:
Working capital loan – related party	3	48,670	3	—
Warrant Liabilities – Public Warrants	1	466,667	1	4,602,614
Warrant Liabilities – Private Placement Warrants	2	280,000	3	2,761,569

The Warrants and loan are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

Warrants

The Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the Company’s common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The Private Placement Warrants were subsequently valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s shares of common stock. The expected volatility of the Company’s shares of common stock was determined based on the implied volatility of the Public Warrants. As of September 30, 2022, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.

The key inputs into the binomial lattice model for the Warrants were as follows:

Input	December 31, 2021	March 19, 2021 (Initial Measurement)
Market price of public shares	$9.76	$9.75
Risk-free rate	1.20%	0.99%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Effective expiration date	8/03/26	8/03/26

BUILD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2022	$2,761,569
Change in fair value	(1,684,881)
Fair value as of March 31, 2022	1,076,688
Transfer to Level 2	(400,000)
Change in fair value	(676,688)
Fair value as of June 30, 2022	—
Change in fair value	—
Fair value as of September 30, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. During the year ended December 31, 2021, the Public Warrants were transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately listed and trading beginning March 31, 2021. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $4,733,333. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three months ended June 30, 2022 was $400,000.

Working Capital Loan

On June 28, 2022 and September 30, 2022, the Company used a Discounted Cash Flow and a Black-Scholes Model to value the loan. The loan is classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the pricing model for the loan was as follows:

	As of September 30, 2022	As of June 28, 2022
Selected Debt Yield Rate (B and BB rated bond yields)	7.72%	5.3%
Share price	$9.83	$9.76
Strike price	$11.50	$11.50
Term (in years)	0.50	0.2
Volatility	10.60%	4.0%
Risk-free rate	4.00%	3.19%
Dividend yield	0.00%	0.00%
Probability of transaction	10%	60%

The following table presents the changes in the fair value of loan Level 3 liabilities:

Level 3
Issuance of working capital loan as of June 28, 2022	$500,000
Initial measurement of draw on working capital loan – related party on June 28, 2022	(203,500)
Change in fair value of working capital loan as of June 30, 2022	100
Fair value as of June 30, 2022	296,600
Change in fair value of working capital loan as of September 30, 2022	(247,930)
Fair value as of September 30, 2022	$48,670

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended September 30, 2022 for the working capital loan.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended September 30, 2022, we had a net income of $1,049,475, which consists of change in fair value of warrant liabilities of $320,000, interest earned on marketable securities held in the Trust Account of $902,787 and change in the fair value of convertible promissory note $247,930, offset by operating and formation costs of $249,092 and provision for income taxes of $172,150.

For the nine months ended September 30, 2022, we had a net income of $7,022,777, which consists of change in fair value of warrant liabilities of $6,617,516, interest earned on marketable securities held in the Trust Account of $1,193,016, and change in the fair value of convertible promissory note $247,830, offset by operating and formation costs of $855,445 and provision for income taxes of $180,140.

For the three months ended September 30, 2021, we had a net income of $2,262,067, which consists of change in fair value of warrant liabilities of $2,560,000 and interest earned on marketable securities held in Trust Account of $2,573, offset by operation costs of $300,506.

For the nine months ended September 30, 2021, we had a net income of $75,457, which consists of change in fair value of warrant liabilities of $960,000, interest earned on marketable securities held in Trust Account of $11,015, offset by operation costs of $602,638 and transaction costs of $292,920.

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

For the nine months ended September 30, 2022, cash used in operating activities was $775,377. Net income of $7,022,777 was affected by noncash income related to a change in fair value of the warrant liabilities of $6,617,516, interest earned on marketable securities held in Trust Account of $1,193,016 and change in the fair value of convertible promissory note $247,830. Changes in operating assets and liabilities used $260,208 of cash for operating activities.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $201,208,257 (including $1,208,257 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of September 30, 2022, total franchise taxes of $29,400 were included in accrued expenses on the balance sheet. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $294,956. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. As of September 30, 2022, there were no amounts drawn.  On February 22, 2022, the Sponsor committed to provide the Company with a total of up to $1,500,000 for working capital purposes. These loans will be non-interest bearing and may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On June 3, 2022, the Company issued a convertible promissory note in the principal amount of up to $1,500,000 to BuildGroup, LLC an affiliate of the Sponsor. The note was issued in connection with advances the Sponsor may make in the future, to the Company for working capital expenses. If the Company completes an initial Business Combination, the Company would repay the note out of the proceeds of the Trust Account released to the Company after payment to holders that redeem public shares. Otherwise, the note would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the note but no proceeds from the Trust Account would be used to repay the note. At the election of BuildGroup, LLC, all or a portion of the unpaid principal amount of the note may be converted into warrants to purchase shares of common stock (the “Conversion Warrants”) of the Company at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the note. As of September 30, 2022, $500,000 was drawn on the loan, presented at its fair value of $48,670 on the accompanying unaudited condensed balance sheets. As of December 31, 2021, the Company had no Working Capital Loan borrowings.

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

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a ”no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a  “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the Company’s most critical accounting policies are those which the Company’s financial condition depends upon, and which involve the most complex or subjective decisions or assessments. There have been no material changes to the Company’s critical accounting policies during the three and nine months ended September 30, 2022. Please refer to the Company’s 2021 Annual Report on Form 10-K for a complete listing of critical accounting policies. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

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

Net Income per share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex transactions involving the treatment of our redeemable common stock as temporary equity. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2022.

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

The Excise Tax included in the IR Act may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the IR Act, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we are a “covered corporation” within the meaning of the IR Act. While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. Issuances of securities in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year (generally by the value of the securities issued), but the value of the securities redeemed may exceed the value of the securities issued.

Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus potentially hinder our ability to enter into and consummate an initial business combination, particularly an initial business combination in which substantial PIPE issuances are not contemplated. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

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

BUILD ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Zeynep Young
	Name:	Zeynep Young
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)